Form 10-Q
period 2014-10-31
Boomer Ventures Inc.
filed 2014-12-18
CIK 1555877

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

---------------------------------------------------------------------------

BOOMER VENTURES INC.

(Exact name of registrant as specified in its charter)

Commission file number: 333-183938

---------------------------------------------------------------------------

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

Posada Del Rey, Via Italia, Punta Paitilla, Ciudad de Panama, Republica de Panama

(Address of principal executive offices)

507-6500-2750

(Registrant's telephone number, including area code)

N/A
(Former name, former address and formal fiscal year, if changed since last report)

---------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).

Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer  [   ]
Accelerated filer  [   ]

Non-accelerated filer  [   ]
Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [ ]   No  [  x ]

As of October 31, 2014, there were 1,000,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

  BOOMER VENTURES INC.

Table of Contents

PART I – FINANCIAL INFORMATION
ITEM 1: Financial Statements (Audited)	Page 3
Balance Sheets	Page 3
Statements of Operations	Page 4
Statements of Cash Flows	Page 5
Notes to the Financial Statements	Page 6
ITEM 2: Management's Discussion and Analysis and Results of Operations	Page 7
ITEM 3: Quantitative and Qualitative Disclosures about Market Risks	Page 8
ITEM 4: Controls and Procedures	Page 8
PART II – OTHER INFORMATION
ITEM 1: Legal Proceedings	Page 9
ITEM 1A: Risk Factors	Page 9
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	Page 9
ITEM 3: Defaults Upon Senior Securities	Page 9
ITEM 4: Submission of Matters to a Vote of Security Holders	Page 9
ITEM 5: Other Information	Page 9
ITEM 6: Exhibits	Page 9
Signatures	Page 10

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (AUDITED)

Boomer Ventures Inc.
(A Development Stage Company)
Balance Sheets

	October 31,	July 31,
	2014	2014

ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,000	$ 1,000
TOTAL CURRENT ASSETS

TOTAL ASSETS	$ 1,000	$ 1,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$ 5,745	$ 5,745
Shareholder Loan	220	220
TOAL CURRENT LIABILITIES	5,965	5,965

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Outstanding:
1,000,000 common shares at $0.001 par value	1,000	1,000
(Deficit) accumulated during the development stage	(5,965)	(5,965)

TOTAL STOCKHOLDERS' EQUITY	(4,965)	(4,965)

TOTAL LIABILITIES AND EQUITY	$ 1,000	$ 1,000

The accompanying notes are an integral part of these financial statements.

Boomer Ventures Inc.
(A Development Stage Company)
Statements of Operations

	For Three Months Ended October 31, 2014	For Three Months Ended October 31, 2013	For the Period From June, 2012 (Inception) to October 31, 2014
Revenues	-	-

General and Administration Expenses
Legal Fees	$ -		$ 2,000
Filing Fees		$ -	75
Professional Fees	-	-	3,890
Total Expenses	-	-	5,965

Operating loss	-	-	(5,965)

Net (loss) for the period	$ -	$ -	$ (5,965)

Net (loss) per share
Basic and diluted	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Boomer Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows

	For Three Months Ended
	October 31, 2014	October 31, 2013	For the Period From June, 2012 (Inception) to October 31, 2014

Cash Flow from Operating Activities
Net (loss) for the period	$ -	$ -	$ (5,965)
Imputed interest on related party transactions	-	-
Changes in non-cash working capital items
Accounts payable and accured liabilities	-	-	5,745

Net Cash Flow Used in Operating Activities	-	-	(220)

Financing Activities
Share Capital Contribution			1,000
Shareholder Loan			220
Net Cash Flow Provided by Financing Activities	-	-	1,220

Net change in cash	-	-	1,000

Cash, Beginning of Period	1,000	1,000	-

Cash, End of Period	$ 1,000	$ 1,000	$ 1,000

The accompanying notes are an integral part of these financial statements.

Boomer Ventures Inc.

(A Development Stage Company)
Notes to the Financial Statements
For the Three Months Ended October 31, 2014

(Audited)

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Boomer Ventures Inc. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Nevada on July 6, 2012. The business plan of the Company is to develop a search engine website. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended Oct 31, 2014.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realization of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2014 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of July 31.

NOTE 2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to develop a search engine and website.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of October 31, 2014 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. Common Stock

On July 6, 2012, the Company issued 1,000,000 shares of common stock to the sole director of the Company at a price of $0.001 per share, for $1,000.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 500,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $100,000.

NOTE 4. Related Party Loans and Transactions

On July 6, 2012, the Company issued 1,00,000 shares of common stock to the sole director of the Company at a price of $0.001 per share, for $1,000.

On July 6, 2012, the sole director loaned the Company $220 which is unsecured, with no specific terms of repayment.

NOTE 5. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 6. Subsequent Events

Subsequent events have been evaluated through October 31, 2014, which is the date these financial statements were available to be issued.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, “Company”, and “Boomer” are to Boomer Ventures Inc.. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2014 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis and Results of Operations”. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate”, “believe”, “may”, “plan”, “predict”, “estimate”, “expect”, “future”, “intend”, “project”, “target”, “potential”, “will”, “would”, “could”, “should” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2014 filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2014.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Company Overview

Boomer Ventures Inc. ("Boomer") was incorporated in the state of Nevada on July 6, 2012. Our business plan was to develop a deep Internet search engine that will have the capability of uncovering the best consumer deals on the Internet. The proposed search engine’s objectives are to allow users to uncover deals on websites that are normally overlooked by regular search engines. It is too time consuming for individuals to search multiple websites for discounts and promotions on travel, used cars, real estate, etc. but with this proposed deep search engine all relevant sites on the Internet are searched to expose the best deals using the consumer’s criteria. We anticipate that our revenues will be chiefly derived from sales of advertising, sponsorships of our Internet website, and fees for premium services paid by our users.

Other than our sole officer and director, Ms. Alicia Tristan, we have no employees at October 31, 2014. We are currently in the process of interviewing web designers and web developers who will create the company website as well as qualified personnel to start creating the deep search engine.

The Company’s operational offices are located at Posada del Rey, Via Italia, Punta Paitilla, Ciudad de Panama, Republica de Panama, and our telephone number is +011 507-6500-2750. The mailing address for our executive offices is: 424 West Bakerview Road, Unit 105-238, Bellingham, Washington, USA and our fax number is +001 949-272- 0088.

Results of Operations

Boomer has not generated any revenues for the quarter ended October 31, 2014.

The Company incurred/experienced general and administration expenses of $0 for the quarter ended October 31, 2014, compared to general and administration expenses of $2,325 for the quarter ended July 31, 2014. The decrease in general and administration expenses for this quarter is a result of an decrease in professional expenses and legal fees OR attributed to the decrease in fees paid for professional services.

For the quarter ended October 31, 2014, the Company incurred a net loss of $0.

Liquidity and Capital Resources

As of October 31, 2014, we had assets of $1,000 and liabilities of $5,965. During the quarter ended October 31, 2014, the Company satisfied its working capital needs from loans payable to financial corporation.

As of October 31, 2014, we had cash on hand in the amount of $1,000. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our sole officer and director has agreed to advance the Company sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Related Party Transactions

None

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2014, the end of the three-month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART I – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A: RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 18, 2014	/s/ "Alicia Tristan"
Ms. Alicia Tristan, President