Form 10-K
period 2015-07-31
Boomer Ventures Inc.
filed 2015-11-13
CIK 1555877

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2015

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

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

Yes [ ]   No  [  x ]

As of July 31, 2015, there were 1,000,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Boomer Ventures Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated in Nevada on July 6, 2012 under the name Boomer Ventures Inc. We intend to develop a deep Internet search engine that uncovers the best deals on the Internet. The proposed search engine’s objectives are to allow users to uncover deals and websites that are usually overlooked by regular search engines. It is too time consuming to check every website for travel, used cars, real estate, coupons etc with this proposed deep search engine all relevant sites are searched to expose the best deals. We have not yet commenced the development of our website, began any proposed business operations, and completion of the search engine is not a certainty. We anticipate that our revenues will be chiefly derived from sales of advertising, sponsorships of our Internet website, and fees for premium services paid by our users.

Our operational offices are located at Posada del Rey, Via Italia, Punta Paitilla, Ciudad de Panama, Republica de Panama, and our telephone number is +011 507-6500-2750. Our mailing address for our executive offices are at 424 West Bakerview Road, Unit 105-238, Bellingham, Washington, USA, fax number is +001 949-272- 0088.

Competition

Boomer’s chief competition comes from the search engine industry, which is rapidly growing. As a result, the number and sophistication of competitors are also rapidly growing. We hope to distinguish ourselves from these competitors by the combination of services we offer, the high quality of our website and technology, and our focus on our core demographic.

There are numerous travel search websites on the Internet such as Kayak and Hotwire. We hope to distinguish ourselves by utilizing a deep search engine to uncover all available travel options that might be overlooked by popular travel search websites.

Insurance

Currently, we have no insurance coverage.

Employees

We currently do not have any employees.

Subsidiaries

We do not have any subsidiaries

Bankruptcy, Receivership, or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceedings

Patents and Trademarks

We do not have any patents or trademarks

Legal Proceedings

We are not a party to any material legal proceeding, nor are any of our officers, director or affiliates' a party adverse to us in any legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2: Description of Property

Our operational offices are located at Posada del Rey, Via Italia, Punta Paitilla, Ciudad de Panama, Republica de Panama, and our telephone number is +011 507-6500-2750.

Our mailing address for our executive offices are at 424 West Bakerview Road, Unit 105-238, Bellingham, Washington, USA, fax number is +001 949-272- 0088.

Item 3: Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Boomer Ventures Inc. or against any of our officers or directors as a result of their involvement with the Company.

As of July 31, 2015 the Company does not retain a legal counsel.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2015.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of July 31, 2015, there were approximately 30 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Form 10-K.

Overview

We intend to develop an online deep search engine specializing, initially, in the online travel-booking market that will appeal to our target demographic. Our target demographic consists of students, college graduates and career-oriented members of the aspiring middle class who are 18-55 years old, and travel enthusiasts who tend to book their travel arrangements online.

Our search engine will be offering quotations on airfare, hotel accommodation and car rentals. It will differ from other existing travel service websites in that our deep search engine will be more extensive and complete in order to find the best deals for our users. In addition, we will be able to rank all the various offerings depending on the selection criteria that the user chooses, ie best price, timing, and relevance. We plan to develop a search engine that will have the capability of searching deeper into the Internet allowing it to find and retrieve pages that do not exist for traditional search engines. These pages are only created dynamically as a result of a specific search, which is only possible with a deep search engine. The resulting benefit to the user will be more price quotations that are more up-to-date and therefore better deals and choices are offered to the user.

We also intend to develop a website that will be an aggregator of content of various travel destinations, hotels, rental car companies, restaurants and other travel entertainment that would appeal to consumers planning to travel. The website we plan to develop will offer various travel experiences based on the popular search results of our search engine. There will be various promotions of these travel experiences offered on a regular and continued basis to attract the mass of consumers that are constantly searching for optimal travel deals.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2015 and no revenues have been earned by the Company since its inception.

General & Administrative Expenses

General and administrative expenses totaled $2,420 for the fiscal year ended July 31, 2015.

We experienced a net loss of $2,420 for the fiscal year ended July 31, 2015.

Liquidity and Capital Resources

As of July 31, 2015, the Company had cash of $1,000. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by David L. Hillary, Jr., CPA, CITP, MBA for the fiscal year ending July 31, 2015 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of July 31, 2015, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

Alicia Itzel Rivera Tristan, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation

2. Management's Report on Internal Control over Financial Reporting:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting’s such terms is defined in Rules 13(a) - 15 (f) under the Exchange Act. The Company's internal control systems has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;(b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and director of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material affect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentations. Because of inherent limitations due to, for example, the potential for human error or circumvention of controls, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of the chief executive and financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2015. Based on its assessment, management believes that as of July 31, 2015, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2014 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Alicia Itzel Rivera Tristan	43	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Alicia Itzel Rivera Tristan has over 15 year experience in sales, marketing and administration. Ms.Tristan graduated with a degree in Marketing and Advertising from the Latin American University of Science and Technology in 1997. She later went on to obtain a Masters of Business Administration and Human Resources in 2000. Ms. Tristan’s professional experience includes having worked as executive of sales and marketing at Citibank from 1997 to 1999; marketing associate at Unipharm of Panama from 1999 to 2002; administrative assistant at the Controller Generals Office of Panama from 2003 to 2004; executive salesperson at the Sistema Estatal Radio Station from 2004 to 2006. And, Ms. Tristan worked for the United Nations from 2006 to 2011, as an administrative assistant and then as Financial Assistant to the United Nations High Commissioner for Human Rights - Regional Office for Central America.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2015, Form 3 reports were not timely filed by Alicia Itzel Rivera Tristan, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 11:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Alicia Itzel Rivera Tristan	2015	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer	2014	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

[1]All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Alicia Itzel Rivera Tristan	1,000,000	President, CEO, CFO, Director	67%
All officers and directors as a Group (1 person)			67%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 13: Certain Relationships and Related Transactions

We have no certain relationships or related transactions to report in this period.

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2015 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2015
/s/ Alicia Itzel Rivera Tristan
Alicia Itzel Rivera Tristan President, CEO, Secretary, Treasurer and Director

BOOMER VENTURES INC.

FORM 10-K

For the Fiscal Year ended July 31, 2015

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of July 31, 2015 and 2014

F-1

Statements of Operations for the fiscal year ended July 31, 2015 and 2014

F-2

Statements of Cash Flows for the fiscal year ended July 31, 2015 and 2014

 F-3

Statements of Shareholder's Equity (Deficit) from June, 2012 (Inception) to July 31, 2015

F-4

Notes to Financial Statements

F-5

F-1

Boomer Ventures Inc.
(A Development Stage Company)
Balance Sheets As at July 31, 2015 and 2014

	July 31,	July 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,000	$ 1,000
TOTAL CURRENT ASSETS

TOTAL ASSETS	$ 1,000	$ 1,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$ 8,165	$ 5,745
Shareholder Loan	220	220
TOAL CURRENT LIABILITIES	8,385	5,965

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
1,000,000 common shares at $0.001 par value	1,000	1,000
(Deficit) accumulated during the development stage	(8,385)	(5,965)

TOTAL STOCKHOLDERS' EQUITY	(7,385)	(4,965)

TOTAL LIABILITIES AND EQUITY	$ 1,000	$ 1,000

The accompanying notes are an integral part of these financial statements

F-2

Boomer Ventures Inc.
(A Development Stage Company)
Statements of Operations For the Years Ended July 31, 2015 and 2014

	For the Three Months Ended	For the Year Ended
	July 31,	July 31,	July 31,
	2015	2015	2014

Revenues	-	-	-

General and Administration Expenses
Legal Fees	$ -	$ -	$ -
Filing Fees
Professional Fees	420	2,420	1,420
Total Expenses	420	2,420	1,420

Operating loss	(420)	(2,420)	(1,420)

Net (loss) for the period	$ (420)	$ (2,420)	$ (1,420)

Net (loss) per share
Basic and diluted	-$ 0.00	-$ 0.00	$ 0.00

Weighted Average Shares Outstanding
Basic and diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

F-3

Boomer Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows For the Year Ended July 31, 2015 and 2014

For the Year Ended
	July 31,	July 31,
	2015	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (2,420)	$ (1,420)
Imputed interest on related party transactions	-	-
Changes in non-cash working capital items
Accounts payable and accrued liabilities	2,420	1,420
Shareholder Loan
Net Cash Flow Used in Operating Activities	-	-

Financing Activities
Share Capital Contribution
Net Cash Flow Provided by Financing Activities	-	-

Net change in cash	-	-

Cash, Beginning of Period	1,000	1,000

Cash, End of Period	$ 1,000	$ 1,000

The accompanying notes are an integral part of these financial statements

F-4

Boomer Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
From June, 2012 (Inception) to July 31, 2015

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common Stock issued for cash	1,000,000	1,000	0		1,000

at $0.001 per share, July 31, 2012			-

Net Loss for the year end
`2012/7/31				(2,220)	(2,220)

Balance, as at July 31, 2012			$ -	(2,220)	$ (1,220)

Net Loss for the year end
`2013/7/31				(2,325)	(2,325)

Balance, as at July 31, 2013			$ -	(4,545)	$ (3,545)

Net Loss for the year end
`2014/7/31				(1,420)	(1,420)

Balance, as at July 31, 2014			$ -	(5,965)	$ (4,965)

Net Loss for the year
				(2,420)	(2,420)

Balance, as at July 31, 2015			$ -	(8,385)	$ (7,385)

The accompanying notes are an integral part of these financial statements

F-5

Boomer Ventures Inc.

(A Development Stage Company)
Notes to the Financial Statements
For July 31, 2015

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended July 31, 2015.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2015, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2015 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of July 31.

NOTE 2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to develop a search engine and website.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of July 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 6. Subsequent Events

Subsequent events have been evaluated through July 31, 2015, which is the date these financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2015
/s/ Alicia Itzel Rivera Tristan
Alicia Itzel Rivera Tristan President, CEO, Secretary, Treasurer and Director