Form 10-Q
period 2016-04-30
Boomer Ventures Inc.
filed 2016-06-21
CIK 1555877

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Yes [ ]   No  [  x ]

As of April 30, 2016, there were 1,500,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

BOOMER VENTURES INC.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

Boomer Ventures Inc.
(A Development Stage Company)
Balance Sheets As of April 30, 2016

	April 30,	July 31,
	2016	2015

ASSETS
Current Assets
Cash and Cash Equivalents	$1,000	$1,000
Stock Subscription Receivable	100,000
TOTAL CURRENT ASSETS	101,000	1,000

TOTAL ASSETS	$101,000	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$8,165	$8,165
Shareholder Loan	220	220
TOAL CURRENT LIABILITIES	8,385	8,385

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
1,500,000 common shares at $0.001 par value	1,500	1,000
Additional Paid in Capital	99,500
(Deficit) accumulated during the development stage	(8,385)	(8,385)
TOTAL STOCKHOLDERS' EQUITY	92,615	(7,385)

TOTAL LIABILITIES AND EQUITY	$101,000	$1,000

The accompanying notes are an integral part of these financial statements

Boomer Ventures Inc.
(A Development Stage Company)
Statements of Operations For Three Months and Nine Months Ended April 30, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended		For the Period From June, 2012 (Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015	2016

Revenues	-	-	-	-

General and Administration Expenses
Legal Fees	$-		$-	$-	$2,000
Filing Fees		$-			75
Professional Fees	-	-		2,000	6,310
Total Expenses	-	-	-	2,000	8,385

Operating loss	-	-	-	(2,000)	(8,385)

Net (loss) for the period	$-	$-	$-	$(2,000)	$(8,385)

Net (loss) per share
Basic and diluted	$-	$-	$-	-$0.00

Weighted Average Shares Outstanding
Basic and diluted	1,500,000	1,500,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Boomer Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows For Three Months and Nine Months Ended April 30, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended		From June, 2012 (Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015	2016

Cash Flow from Operating Activities
Net (loss) for the period	$-	$-	$-	$(2,000)	$(8,385)
Imputed interest on related party transactions	-	-	-	-
Changes in non-cash working capital items
Stock Subscription Receivable	-		(100,000)		(100,000)
Accounts payable and accrued liabilities	-	-	-	2,000	8,165
Shareholder Loan					220
Net Cash Flow Used in Operating Activities	-	-	(100,000)	-	(100,000)

Financing Activities
Share Capital Contribution	-		100,000		101,000
Net Cash Flow Provided by Financing Activities	-	-	100,000	-	101,000

Net change in cash	-	-	-	-	1,000

Cash, Beginning of Period	1,000	1,000	1,000	1,000	-

Cash, End of Period	$1,000	$1,000	$1,000	$1,000	$1,000

The accompanying notes are an integral part of these financial statements

Boomer Ventures Inc.

(A Development Stage Company)
Notes to the Financial Statements
For the Nine Months Ended April 30, 2016

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended April 30, 2016.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2016, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2016 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of July 31.

NOTE 2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to develop a search engine and website.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of April 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. Common Stock

On July 6, 2012, the Company issued 1,000,000 shares of common stock to the sole director of the Company at a price of $0.001 per share, for $1,000.

The Company has not commenced any capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering shares of newly issued common stock.

On August, 2015, the Company issued 500,000 shares of common stock at purchasing price of $0.001 per share, for gross proceeds of $500.

Since then, the Company has not issued any addition shares.

On April 30, 2016, there were 1,500,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

NOTE 6. Subsequent Events

Subsequent events have been evaluated through April 30, 2016, which is the date these financial statements were available to be issued.

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

Results of Operations

Boomer has not generated any revenues for the quarter ended April 30, 2016

The Company incurred/experienced general and administration expenses of $0 for the quarter ended April 30, 2016, and $2000, payment for Professional Services, for the quarter ended April 30, 2015.

For the quarter ended April 30, 2016, the Company incurred a net loss of $0. For quarter ended April 30, 2015, the Company incurred a net loss of $2,000.

Liquidity and Capital Resources

As of April 30, 2016, we had assets of $101,000 and liabilities of $8,385. During the quarter ended April 30, 2016, the Company satisfied its working capital needs from loans payable to financial corporation.

As of April 30, 2016, we had cash on hand in the amount of $1,000. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our sole officer and director has agreed to advance the Company sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2016, the end of the three-month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

June 20, 2016
/s/ "Alicia Tristan"
Ms. Alicia Tristan, President